Form 10-K
period 2020-12-31
JPMDB Commercial Mortgage Securities Trust 2017-C5
filed 2021-03-15
CIK 1699099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Moffett Gateway Mortgage Loan, the Summit Mall Mortgage Loan and the Dick's Sporting Goods Portfolio Mortgage Loan, which constituted approximately 3.8%, 3.4% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Moffett Gateway Mortgage Loan, the Summit Mall Mortgage Loan and the Dick's Sporting Goods Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Moffett Gateway Mortgage Loan, four other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity, (b) with respect to the Summit Mall Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (c) with respect to the Dick's Sporting Goods Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the JPMCC Commercial Mortgage Securities Trust 2016-JP4 transaction, Commission File Number 333-206361-07 (the “JPMCC 2016-JP4 Transaction”). These loan combinations, including the Moffett Gateway Mortgage Loan, the Summit Mall Mortgage Loan and the Dick's Sporting Goods Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the JPMCC 2016-JP4 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 229 West 43rd Street Retail Condo Mortgage Loan, the 350 Park Avenue Mortgage Loan, the Prudential Plaza Mortgage Loan, the Hilton Hawaiian Village Mortgage Loan, the Landmark Square Mortgage Loan, the Dallas Design District Mortgage Loan, the Moffett Gateway Mortgage Loan, the Uovo Art Storage Mortgage Loan, the Summit Mall Mortgage Loan, the Summit Place Wisconsin Mortgage Loan and the Dick's Sporting Goods Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Prudential Plaza Mortgage Loan, the 350 Park Avenue Mortgage Loan on and after January 14, 2020 and the Hilton Hawaiian Village Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

AEGON USA Realty Advisors, LLC is the special servicer of the 350 Park Avenue Mortgage Loan, which constituted approximately 6.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the 350 Park Avenue Mortgage Loan from January 1, 2020 to January 13, 2020. As a result, AEGON USA Realty Advisors, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Prudential Plaza Mortgage Loan, the Hilton Hawaiian Village Mortgage Loan, the 229 West 43rd Street Retail Condo Mortgage Loan, the Summit Mall Mortgage Loan, the Moffett Gateway Mortgage Loan, the Dick's Sporting Goods Portfolio Mortgage Loan, the 350 Park Avenue Mortgage Loan, the Summit Place Wisconsin Mortgage Loan, the Landmark Square Mortgage Loan, the Dallas Design District Mortgage Loan, the Uovo Art Storage Mortgage Loan and the Key Center Cleveland Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the 229 West 43rd Street Retail Condo Mortgage Loan, the Key Center Cleveland Mortgage Loan, the Uovo Art Storage Mortgage Loan and the 350 Park Avenue Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of AEGON USA Realty Advisors, LLC as special servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as special servicer of the 229 West 43rd Street Retail Condo Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the Key Center Cleveland Mortgage Loan and the Uovo Art Storage Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of AEGON USA Realty Advisors, LLC as special servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 listed on the Exhibit Index is omitted from this Annual Report on From 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

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

4.16        Co-Lender Agreement, dated as of November 28, 2016, by and among JPMorgan Chase Bank, National Association, as Initial Note 1 Holder, Deutsche Bank, AG, New York Branch, as Initial Note 2 Holder, Goldman Sachs Mortgage Company, as Initial Note 3 Holder, Barclays Bank PLC, as Initial Note 4 Holder, Morgan Stanley Bank, N.A., as Initial Note 5 Holder, and Cantor Commercial Mortgage Real Estate Lending, L.P., as Initial Note 6 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on March 31, 2017 under Commission File No. 333-206361-09 and incorporated by reference herein).

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

33.13      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential Plaza Mortgage Loan (see Exhibit 33.6)

33.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential Plaza Mortgage Loan (see Exhibit 33.7)

33.15      National Tax Search, LLC, as Servicing Function Participant of the Prudential Plaza Mortgage Loan (see Exhibit 33.8)

33.16      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.1)

33.17      CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.2)

33.18      Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.19      Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.5)

33.20      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.7)

33.21      National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.8)

33.22      Wells Fargo Bank, National Association, as Primary Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 33.1)

33.23      KeyBank National Association, as Special Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan

33.24      Wilmington Trust, National Association, as Trustee of the 229 West 43rd Street Retail Condo Mortgage Loan (Omitted. See Explanatory Notes.)

33.25      Wells Fargo Bank, National Association, as Custodian of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 33.5)

33.26      Park Bridge Lender Services LLC, as Operating Advisor of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 33.6)

33.27      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 33.7)

33.28      National Tax Search, LLC, as Servicing Function Participant of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 33.8)

33.29      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan (see Exhibit 33.1)

33.30      LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan

33.31      Wilmington Trust, National Association, as Trustee of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

33.32      Wells Fargo Bank, National Association, as Custodian of the Moffett Gateway Mortgage Loan (see Exhibit 33.5)

33.33      Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Gateway Mortgage Loan

33.34      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 33.7)

33.35      National Tax Search, LLC, as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 33.8)

33.36      Wells Fargo Bank, National Association, as Primary Servicer of the Summit Mall Mortgage Loan (see Exhibit 33.1)

33.37      LNR Partners, LLC, as Special Servicer of the Summit Mall Mortgage Loan (see Exhibit 33.30)

33.38      Wilmington Trust, National Association, as Trustee of the Summit Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.39      Wells Fargo Bank, National Association, as Custodian of the Summit Mall Mortgage Loan (see Exhibit 33.5)

33.40      Pentalpha Surveillance LLC, as Operating Advisor of the Summit Mall Mortgage Loan (see Exhibit 33.33)

33.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Summit Mall Mortgage Loan (see Exhibit 33.7)

33.42      National Tax Search, LLC, as Servicing Function Participant of the Summit Mall Mortgage Loan (see Exhibit 33.8)

33.43      Wells Fargo Bank, National Association, as Primary Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.1)

33.44      LNR Partners, LLC, as Special Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.30)

33.45      Wilmington Trust, National Association, as Trustee of the Dick's Sporting Goods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46      Wells Fargo Bank, National Association, as Custodian of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.5)

33.47      Pentalpha Surveillance LLC, as Operating Advisor of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.33)

33.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.7)

33.49      National Tax Search, LLC, as Servicing Function Participant of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 33.8)

33.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan

33.51      AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

33.52      CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020 (see Exhibit 33.2)

33.53      Wells Fargo Bank, National Association, as Trustee of the 350 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.54      Wells Fargo Bank, National Association, as Custodian of the 350 Park Avenue Mortgage Loan (see Exhibit 33.5)

33.55      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 33.50)

33.56      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 33.50)

33.57      Wells Fargo Bank, National Association, as Trustee of the Summit Place Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

33.58      Wells Fargo Bank, National Association, as Custodian of the Summit Place Wisconsin Mortgage Loan (see Exhibit 33.5)

33.59      Park Bridge Lender Services LLC, as Operating Advisor of the Summit Place Wisconsin Mortgage Loan (see Exhibit 33.6)

33.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Landmark Square Mortgage Loan (see Exhibit 33.50)

33.61      LNR Partners, LLC, as Special Servicer of the Landmark Square Mortgage Loan (see Exhibit 33.30)

33.62      Wells Fargo Bank, National Association, as Trustee of the Landmark Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.63      Wells Fargo Bank, National Association, as Custodian of the Landmark Square Mortgage Loan (see Exhibit 33.5)

33.64      Pentalpha Surveillance LLC, as Operating Advisor of the Landmark Square Mortgage Loan (see Exhibit 33.33)

33.65      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 33.50)

33.66      LNR Partners, LLC, as Special Servicer of the Dallas Design District Mortgage Loan (see Exhibit 33.30)

33.67      Wells Fargo Bank, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

33.68      Wells Fargo Bank, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 33.5)

33.69      Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan (see Exhibit 33.33)

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

33.72      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Key Center Cleveland Mortgage Loan

33.73      Park Bridge Lender Services LLC, as Operating Advisor of the Key Center Cleveland Mortgage Loan (see Exhibit 33.6)

33.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 33.7)

33.75      National Tax Search, LLC, as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 33.8)

33.76      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 33.50)

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

34.13      Park Bridge Lender Services LLC, as Operating Advisor of the Prudential Plaza Mortgage Loan (see Exhibit 34.6)

34.14      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Prudential Plaza Mortgage Loan (see Exhibit 34.7)

34.15      National Tax Search, LLC, as Servicing Function Participant of the Prudential Plaza Mortgage Loan (see Exhibit 34.8)

34.16      Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.1)

34.17      CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.2)

34.18      Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.19      Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.5)

34.20      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.7)

34.21      National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.8)

34.22      Wells Fargo Bank, National Association, as Primary Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 34.1)

34.23      KeyBank National Association, as Special Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan

34.24      Wilmington Trust, National Association, as Trustee of the 229 West 43rd Street Retail Condo Mortgage Loan (Omitted. See Explanatory Notes.)

34.25      Wells Fargo Bank, National Association, as Custodian of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 34.5)

34.26      Park Bridge Lender Services LLC, as Operating Advisor of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 34.6)

34.27      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 34.7)

34.28      National Tax Search, LLC, as Servicing Function Participant of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 34.8)

34.29      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan (see Exhibit 34.1)

34.30      LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan

34.31      Wilmington Trust, National Association, as Trustee of the Moffett Gateway Mortgage Loan (Omitted. See Explanatory Notes.)

34.32      Wells Fargo Bank, National Association, as Custodian of the Moffett Gateway Mortgage Loan (see Exhibit 34.5)

34.33      Pentalpha Surveillance LLC, as Operating Advisor of the Moffett Gateway Mortgage Loan

34.34      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 34.7)

34.35      National Tax Search, LLC, as Servicing Function Participant of the Moffett Gateway Mortgage Loan (see Exhibit 34.8)

34.36      Wells Fargo Bank, National Association, as Primary Servicer of the Summit Mall Mortgage Loan (see Exhibit 34.1)

34.37      LNR Partners, LLC, as Special Servicer of the Summit Mall Mortgage Loan (see Exhibit 34.30)

34.38      Wilmington Trust, National Association, as Trustee of the Summit Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.39      Wells Fargo Bank, National Association, as Custodian of the Summit Mall Mortgage Loan (see Exhibit 34.5)

34.40      Pentalpha Surveillance LLC, as Operating Advisor of the Summit Mall Mortgage Loan (see Exhibit 34.33)

34.41      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Summit Mall Mortgage Loan (see Exhibit 34.7)

34.42      National Tax Search, LLC, as Servicing Function Participant of the Summit Mall Mortgage Loan (see Exhibit 34.8)

34.43      Wells Fargo Bank, National Association, as Primary Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.1)

34.44      LNR Partners, LLC, as Special Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.30)

34.45      Wilmington Trust, National Association, as Trustee of the Dick's Sporting Goods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46      Wells Fargo Bank, National Association, as Custodian of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.5)

34.47      Pentalpha Surveillance LLC, as Operating Advisor of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.33)

34.48      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.7)

34.49      National Tax Search, LLC, as Servicing Function Participant of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 34.8)

34.50      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan

34.51      AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

34.52      CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020 (see Exhibit 34.2)

34.53      Wells Fargo Bank, National Association, as Trustee of the 350 Park Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.54      Wells Fargo Bank, National Association, as Custodian of the 350 Park Avenue Mortgage Loan (see Exhibit 34.5)

34.55      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 34.50)

34.56      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 34.50)

34.57      Wells Fargo Bank, National Association, as Trustee of the Summit Place Wisconsin Mortgage Loan (Omitted. See Explanatory Notes.)

34.58      Wells Fargo Bank, National Association, as Custodian of the Summit Place Wisconsin Mortgage Loan (see Exhibit 34.5)

34.59      Park Bridge Lender Services LLC, as Operating Advisor of the Summit Place Wisconsin Mortgage Loan (see Exhibit 34.6)

34.60      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Landmark Square Mortgage Loan (see Exhibit 34.50)

34.61      LNR Partners, LLC, as Special Servicer of the Landmark Square Mortgage Loan (see Exhibit 34.30)

34.62      Wells Fargo Bank, National Association, as Trustee of the Landmark Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.63      Wells Fargo Bank, National Association, as Custodian of the Landmark Square Mortgage Loan (see Exhibit 34.5)

34.64      Pentalpha Surveillance LLC, as Operating Advisor of the Landmark Square Mortgage Loan (see Exhibit 34.33)

34.65      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 34.50)

34.66      LNR Partners, LLC, as Special Servicer of the Dallas Design District Mortgage Loan (see Exhibit 34.30)

34.67      Wells Fargo Bank, National Association, as Trustee of the Dallas Design District Mortgage Loan (Omitted. See Explanatory Notes.)

34.68      Wells Fargo Bank, National Association, as Custodian of the Dallas Design District Mortgage Loan (see Exhibit 34.5)

34.69      Pentalpha Surveillance LLC, as Operating Advisor of the Dallas Design District Mortgage Loan (see Exhibit 34.33)

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

34.72      Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Key Center Cleveland Mortgage Loan

34.73      Park Bridge Lender Services LLC, as Operating Advisor of the Key Center Cleveland Mortgage Loan (see Exhibit 34.6)

34.74      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 34.7)

34.75      National Tax Search, LLC, as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 34.8)

34.76      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 34.50)

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

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Wells Fargo Bank, National Association, as Primary Servicer of the Prudential Plaza Mortgage Loan (see Exhibit 35.1)

35.5        CWCapital Asset Management LLC, as Special Servicer of the Prudential Plaza Mortgage Loan (see Exhibit 35.2)

35.6        Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 35.1)

35.7        CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 35.2)

35.8        Wells Fargo Bank, National Association, as Primary Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan (see Exhibit 35.1)

35.9        KeyBank National Association, as Special Servicer of the 229 West 43rd Street Retail Condo Mortgage Loan (Omitted. See Explanatory Notes.)

35.10      Wells Fargo Bank, National Association, as Primary Servicer of the Moffett Gateway Mortgage Loan (see Exhibit 35.1)

35.11      LNR Partners, LLC, as Special Servicer of the Moffett Gateway Mortgage Loan

35.12      Wells Fargo Bank, National Association, as Primary Servicer of the Summit Mall Mortgage Loan (see Exhibit 35.1)

35.13      LNR Partners, LLC, as Special Servicer of the Summit Mall Mortgage Loan (see Exhibit 35.11)

35.14      Wells Fargo Bank, National Association, as Primary Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 35.1)

35.15      LNR Partners, LLC, as Special Servicer of the Dick's Sporting Goods Portfolio Mortgage Loan (see Exhibit 35.11)

35.16      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 350 Park Avenue Mortgage Loan

35.17      AEGON USA Realty Advisors, LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan prior to January 14, 2020 (Omitted. See Explanatory Notes.)

35.18      CWCapital Asset Management LLC, as Special Servicer of the 350 Park Avenue Mortgage Loan on and after January 14, 2020 (see Exhibit 35.2)

35.19      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 35.16)

35.20      Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Summit Place Wisconsin Mortgage Loan (see Exhibit 35.16)

35.21      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Landmark Square Mortgage Loan (see Exhibit 35.16)

35.22      LNR Partners, LLC, as Special Servicer of the Landmark Square Mortgage Loan (see Exhibit 35.11)

35.23      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Dallas Design District Mortgage Loan (see Exhibit 35.16)

35.24      LNR Partners, LLC, as Special Servicer of the Dallas Design District Mortgage Loan (see Exhibit 35.11)

35.25      Wells Fargo Bank, National Association, as Primary Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 35.1)

35.26      Rialto Capital Advisors, LLC, as Special Servicer of the Key Center Cleveland Mortgage Loan (Omitted. See Explanatory Notes.)

35.27      Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 35.16)

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

Date: March 15, 2021